Form 10QSB
period 2004-04-30
MODENA 4 INC
filed 2004-06-14
CIK 1271078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2004

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

                                  (604)889-6911
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 8, 2004: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

                                 MODENA 4, INC.


                              FINANCIAL STATEMENTS







                              AS OF APRIL 30, 2004
                     AND FROM INCEPTION (NOVEMBER 18, 2003)
                             THROUGH APRIL 30, 2004




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

                                 MODENA 4, INC.
                                  BALANCE SHEET
                              As of April 30, 2004


                                     ASSETS


CURRENT ASSETS                                                    April 30, 2004

  Cash                                                             $         (0)
                                                                   -------------




                      TOTAL ASSETS                                 $         (0)
                                                                   =============

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Accrued expenses                                                 $      1,000


                      TOTAL LIABILITIES                                   1,000

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                          100

  Additional paid in capital                                                  0

  Accumulated Deficit                                                    (1,100)
                                                                   -------------

  Total stockholder's equity                                             (1,000)
                                                                   -------------


      TOTAL LIABILITIES AND EQUITY                                 $         (0)
                                                                   =============




   The accompanying notes are an integral part of these financial statements.

                                 MODENA 4, INC.
                             STATEMENT OF OPERATIONS
                  For the six months ended April 30, 2004, and
            from inception (November 18, 2003) through April 30,2004



                                                      Six Months        From Inception to
                                                    April 30, 2004        April 30, 2004

REVENUE                    Sales                     $         0           $         0
                           Cost of sales                       0                     0
                                                     -----------           -----------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                   1,100                 1,100
                                                     -----------           -----------

     NET LOSS                                             (1,100)               (1,100)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,100)          $    (1,100)
                                                     ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                       (Less than .01)

Basic and Diluted Weighted Average
     Number of Common Shares Outstanding                 100,000






   The accompanying notes are an integral part of these financial statements.

                                 MODENA 4, INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended April 30, 2004



                                                                   Three Months
                                                                  April 30, 2004


     Sales                                                         $          0
     Cost of sales                                                            0
                                                                   ------------

     GROSS PROFIT                                                             0

     GENERAL AND ADMINISTRATIVE EXPENSES                                    250
                                                                   ------------

     NET LOSS                                                              (250)



   The accompanying notes are an integral part of these financial statements.

                                 MODENA 4, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (November 18, 2003) through April 30, 2004


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------    ------------
Stock issued on acceptance
   Of incorporation expenses
   November 18, 2003          100,000           $       100      $          0         $       100

Net loss                                                               (1,100)             (1,100)
                            ------------       ------------      ---------------      ------------

Total at April 30, 2004       100,000           $       100      $     (1,100)        $    (1,000)
                            =============      ============      ===============      ============






   The accompanying notes are an integral part of these financial statements.

                                 MODENA 4, INC.
                             STATEMENT OF CASH FLOWS
                  For the six months ended January 31, 2004 and
           from inception (November 18, 2003) through January 31, 2004


                                                                                     From
CASH FLOWS FROM OPERATING ACTIVITIES                      January 31,2004         Inception
             Net income (loss)                             $    (1,100)          $    (1,100)

             Increases (Decrease) in accrued expenses            1,000                 1,000
                                                           -----------           -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                         (100)                 (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                     0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                     100                   100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                     0
        Beginning cash balance                                       0                     0
                                                           -----------           -----------

CASH BALANCE AT END OF PERIOD                              $         0           $         0
                                                           ===========           ===========





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

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.
                                       F-6

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2004. For the quarter ended April 30, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At April 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                           MODENA 4 INC.
                                           Registrant


Date: June 14, 2004                         By: /s/ Christopher Penner
                                           -----------------------------------
                                           Christopher Penner
                                           President, Chief Executive Officer,
                                           Chief Financial Officer