Form 10QSB
period 2004-07-31
MODENA 4 INC
filed 2004-09-14
CIK 1271078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2004

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

                        12600 S. Belcher Road, Suite 104
                              Largo, Florida 33773
                    (Address of Principal Executive Offices)

                                  (727)532-1632
                           (Issuer's telephone number)

                            6540 E. Hastings Street
                                  #615 Burnaby
                         British Columbia V5B 4Z5 Canada
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 14, 2004: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

                                 MODENA 4, INC.


                              FINANCIAL STATEMENTS







                              AS OF JULY 31, 2004
                     AND FROM INCEPTION (NOVEMBER 18, 2003)
                             THROUGH JULY 31, 2004




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

                                 MODENA 4, INC.
                                  BALANCE SHEET
                              As of July 31, 2004


                                     ASSETS


CURRENT ASSETS                                                    July 31, 2004

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

                                 MODENA 4, INC.
                             STATEMENT OF OPERATIONS
                  For the nine months ended July 31, 2004, and
            from inception (November 18, 2003) through July 31,2004



                                                     Nine Months        From Inception to
                                                    July 31, 2004        July 31, 2004

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

                                 MODENA 4, INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended July 31, 2004



                                                                   Three Months
                                                                  July 31, 2004


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

                                 MODENA 4, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (November 18, 2003) through July 31, 2004


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------    ------------
Stock issued on acceptance
   Of incorporation expenses
   November 18, 2003          100,000           $       100      $          0         $       100

Net loss                                                               (1,100)             (1,100)
                            ------------       ------------      ---------------      ------------

Total at July 31, 2004       100,000           $       100      $     (1,100)        $    (1,000)
                            =============      ============      ===============      ============






   The accompanying notes are an integral part of these financial statements.

                                 MODENA 4, INC.
                             STATEMENT OF CASH FLOWS
                  For the nine months ended July 31, 2004 and
           from inception (November 18, 2003) through July 31, 2004


                                                                                     From
CASH FLOWS FROM OPERATING ACTIVITIES                       July 31,2004            Inception
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

Results of Operation
--------------------

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2004. For the quarter ended July 31, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At July 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                           MODENA 4 INC.
                                           Registrant


Date: September 14, 2004                   By: /s/ P. Thomas Kolfenbach
                                           -----------------------------------
                                           P. Thomas Kolfenbach
                                           President, Chief Executive Officer,
                                           Chief Financial Officer